Form 10-Q
period 2015-06-30
BMP Holdings Inc.
filed 2015-11-03
CIK 1623077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2015

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BMP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1945113
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

381 W. Mountain Road, Ridgefield CT 06877	(203) 240-9910
Address of registrant’s principal executive offices	Registrant’s telephone number including

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .  No  X ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .  No  X .

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X ..

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 30, 2015: not applicable

As of October 30, 2015 the registrant had 5,168,000 outstanding shares of Common Stock.

As used in this Form 10-Q, references to “the Company,” “we,” “our,” “ours” and “us” refers to BMP Holdings, Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

PART I.

ITEM 1.

FINANCIAL STATEMENTS

BMP Holdings, Inc.

(Emerging Growth Company)

June 30, 2015 (and 2014)

BMP Holdings, Inc.
(Emerging Growth Company)
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$3,971	$3,438
Inventory	-	1,825
Total Current Assets	3,971	5,263
Total Fixed Assets	159,446	161,262
Goodwill	209,000	209,000
Total Assets	$372,417	$375,525

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$3,730	$26,373
Advances from related party	69,000	-

Total Current Liabilities	72,730	26,373

STOCKHOLDERS' EQUITY:
Common stock at $0.0001 par value: 1,000,000,000 shares authorized; 5,168,000 shares issued and outstanding	517	517
Additional paid-in capital	348,635	348,635
Deficit accumulated	(48,948)	-

Total Stockholders' Equity (Deficit)	299,687	349,152

Total Liabilities and Stockholders' Deficit	$372,417	$375,525

See accompanying notes to the consolidated financial statements.

BMP Holdings, Inc.
(Emerging Growth Company)
Consolidated Statements of Operations

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Revenues Earned	$59,983	$84,135

Operating Expenses
Payroll Expense	37,551	52,675
General and administrative expenses	65,380	57,922

Total operating expenses	102,931	110,587

Loss before Income Tax Provision	(48,948)	(26,461)

Income Tax Provision	-	-

Net Loss	$(48,948)	$(26,462)

Net Loss Per Common Share - basic and diluted
	$(0.009)	$(0.005)

Weighted average common shares outstanding - basic and diluted
	5,168,000	5,168,000

See accompanying notes to the consolidated financial statements.

BMP Holdings, Inc.

 (Emerging Growth Company)

Consolidated Statements of Operations

	For the Three	For the Three

	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Revenues Earned	$27,897	$41,631

Operating Expenses
Payroll Expense	21,809	22,464
General and administrative expenses	34,075	30,724

Total operating expenses	55,884	53,188

Loss before Income Tax Provision	(27,947)	(11,557)

Income Tax Provision	-	-

Net Loss	$(27,947)	$(11,557)

Net Loss Per Common Share
- basic and diluted
	$(0.005)	$(0.002)

Weighted average common shares outstanding
- basic and diluted
	5,168,000	5,168,000

See accompanying notes to the consolidated financial statements.

BMP Holdings, Inc.
(Emerging Growth Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period December 31, 2014 through June 30, 2015
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total Stockholders'
	Number of Shares	Amount	paid-in Capital	Deficit Accumulated	Equity (Deficit)

Balance, August 4, 2014 (Inception)	-	$-	$-	$-	$-

Insurance of common stock for cash at $0.01	168,000	17	1,663	-	1,663

Net loss	-	-	-	-	1,663

Balance, December 31, 2014	168,000	17	1,663	-	1,663

Shares issued to BM LLC member for BM LLC membership interest on January 1, 2015	5,000,000	500	(500)	-	1,163

Net loss	-	-	-	(48,948)	(48,948)

Balance, June 30, 2015	5,168,000	$517	$1,163	$(48,948)	$(47,785)

See accompanying notes to the consolidated financial statements.

BMP Holdings, Inc.
(Emerging Growth Company)
Consolidated Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,948)	$(26,461)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(19,519)	(833)

NET CASH USED IN OPERATING ACTIVITIES	(68,467)	(27,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	69,000	10,850
	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	69,000	10,850

NET CHANGE IN CASH	533	(16,444)

Cash at beginning of period	3,438	21,015

Cash at end of period	$3,971	$4,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

BMP Holdings, Inc.

(Emerging Growth Company)

June 30, 2015

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

BMP Holdings, Inc.

BMP Holdings, Inc. was incorporated on August 4, 2014, under the laws of the State of Delaware. Our principal executive office is located in Ridgefield, Connecticut. On January 1, 2015 we acquired our operating business in a transaction in which we exchanged 5,000,000 shares of common stock for an assignment of 100% of the ownership interest in Buddhi Mat LLC (“BM LLC”) pursuant to a certain contribution agreement. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as a negative amount of ($500). The acquisition process utilizes the capital structure of the Company and the assets and liabilities of BM LLC, which are recorded at historical cost. The Company commenced operating its business through BM LLC, now its wholly owned subsidiary. BM LLC was formed as a limited liability company in the State of Connecticut in June 2009, and it offers yoga and fitness classes to the general public. Our fiscal year end is December 31.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the LLC member’s capital account inclusive of capital contributions and LLC’s undistributed earnings and losses as of August 4, 2014 to additional paid-in capital.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s S-1 registration statement as filed with the SEC on May 11, 2015.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Buddhi Mat LLC (“BM LLC”)	Connecticut	June 23, 2009	100%

The consolidated financial statements of the Company include all accounts of the Company and its wholly owned subsidiary, BM LLC.

All intercompany balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2015.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the interim period ended June 30, 2015.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its consolidated financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Earlier implementation is permitted.

FASB Accounting Standards Update No. 2014-10

On June 10, 2014, the FASB issued , Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during at June 30, 2015 , a net loss and net cash used in operating activities for the interim period then ended, respectively. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from related party at December 31, 2014 and June 30, 2015 consisted of the following:

	December 31, 2014	June 30, 2015

Advances from related party	$00.00	$69,000.00

	$00.00	$69,000.00

For the interim period ended June 30, 2015, the President of the Company advanced $69,000.00 to the Company for working capital purpose.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Billion (1,000,000,000) shares of Common Stock, par value $0.0001 per share.

Common Stock

On January 1, 2015, the Company issued an aggregate of 5,000,000 shares of the corporation’s common stock to the member of BM LLC for all of the outstanding membership interests in BM LLC. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as a negative amount of ($500).

During the fiscal year ended December 31, 2014 the Company sold 168,000 shares of its common stock at $0.01 per share to 32 individuals for a total of $1,680.00.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those “risk factors” set forth in our previously filed Form S-1Registration Statement and the factors in this report.

General

BMP Holdings Inc., through its subsidiary Buddhi Mat LLC (“BM LLC”), provides yoga classes, private instruction, specialty workshops, clinics and yoga teacher training to the general public at its facility in Ridgefield, Connecticut. BM LLC’s website is www.buddhimatyoga.com. We offer a signature power yoga class, which is a challenging and dynamic style of yoga designed to promote strength, flexibility, stamina and focus. The pose sequencing is specifically designed to help promote a balanced body and presence of mind. The class is designed for all levels and accessible to beginners. BM LLC has been granted trade name and trademark protection from the US patent office.

Results of Operations for the Six Months Ended June 30, 2015 As Compared to June 30, 2014

Revenues were $59,983.00 for the six month period ended June 30, 2015, as compared with revenues of $84,135.00 for the six month period ended June 30, 2014, a decrease of $24,152.00. The decrease was due primarily to decreased demand for services and inclement weather.

Professional fees increased by $8,000.00 in 2015 as compare with 2014, primarily due to an accrual for audit, accounting, and legal fees associated with public reporting requirements.

General and administrative expenses increased $7,458.00 primarily due to the payment professional fees and general corporate overhead.

Results of Operations for the Three Months Ended June 30, 2015 As Compared to June 30, 2014

We are an emerging growth company. Revenues were $27,897.00 for the three month period ended June 30, 2015, as compared with revenues of $41,631for the three month period ended June 30, 2014, a decrease of $13,734.00. The decrease was due primarily to decreased demand for services and inclement weather.

Professional fees increased by $8,000.00 in 2015 as compare with 2014, primarily due to an accrual for audit, accounting, and legal fees associated with public reporting requirements.

General and administrative expenses increased $3,351.00 primarily due to the payment professional fees and general corporate overhead.

Liquidity and Capital Resources

Our cash balance at June 30, 2015 was $3,971.00, an increase of $533.00 from $3,438.00 December 31, 2014.

We have limited capital resources, as we are an emerging growth company with a limited operating history. We may not be able to generate sufficient revenues to become profitable in the future.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based on our history of net losses since our inception.

While we have sufficient funds on hand to commence business operations, our cash reserves may not be sufficient to meet our obligations for the next 12-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

We do not currently own any significant plant or equipment that we will seek to sell in the near future. We do not anticipate the need to hire employees over the next 12 months with the possible exception of secretarial support should our business grow and necessitate such expenditure. We believe the services provided by our sole officer and director are sufficient at this time. We believe that our operations are currently on a small scale and are manageable by one individual.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.

LEGAL PROCEEDINGS

There are no pending, nor to our knowledge, threatened legal proceedings against us.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon securities

ITEM 4.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act-1 and 2
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 30, 2015	BMP HOLDINGS, INC.

/s/ Henry Sargent
Henry Sargent
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer