Form 10-Q
period 2015-09-30
BMP Holdings Inc.
filed 2015-12-11
CIK 1623077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended September 30, 2015

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BMP HOLDINGS INC.

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X ..

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “ large accelerated filer, ” “ accelerated filer ”  and  “ smaller reporting company ”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 10, 2015: not applicable

As of December 10, 2015 the registrant had 5,168,000 outstanding shares of Common Stock.

As used in this Form 10-Q, references to “the Company,” “we,” “our,” “ours” and “us” refers to BMP Holdings Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

PART I.

ITEM 1.

FINANCIAL STATEMENTS

BMP Holdings Inc.

(Emerging Growth Company)

September 30, 2015 (and 2014)

BMP Holdings Inc.
(Emerging Growth Company)
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$2,706	$3,438
Inventory	-	1,825
Total Current Assets	2,706	5,263
Total Fixed Assets	156,246	161,262
Goodwill	209,000	209,000
Total Assets	$367,952	$375,525

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$3,940	$26,373
Advances from related party	90,000	-

Total Current Liabilities	93,940	26,373

STOCKHOLDERS' EQUITY:
Common stock at $0.0001 par value: 1,000,000,000 shares authorized; 5,168,000 shares issued and outstanding	517	517
Additional paid-in capital	348,635	348,635
Deficit accumulated	(75,140)	-

Total Stockholders' Equity (Deficit)	274,012	349,152

Total Liabilities and Stockholders' Deficit	$367,952	$375,525

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.
(Emerging Growth Company)
Consolidated Statements of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Revenues Earned	$75,455	$113,305

Operating Expenses
Payroll Expense	60,411	72,136
General and administrative expenses	90,184	94,697

Total operating expenses	150,595	166,833

Loss before Income Tax Provision	(75,140)	(53,528)

Income Tax Provision	-	-

Net Loss	$(75,140)	$(53,528)

Net Loss Per Common Share - basic and diluted	$(0.014)	$(0.01)

Weighted average common shares outstanding - basic and diluted	5,168,000	5,168,000

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc. (Emerging Growth Company)
Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Revenues Earned	$21,472	$29,169

Operating Expenses
Payroll Expense	22,860	19,461
General and administrative expenses	24,803	36,774

Total operating expenses	47,663	56,235

Loss before Income Tax Provision	(26,191)	(27,066)

Income Tax Provision	-	-

Net Loss	$(26,191)	$(27,066)

Net Loss Per Common Share - basic and diluted	$(0.005)	$(0.0052)

Weighted average common shares outstanding - basic and diluted	5,168,000	5,168,000

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.
(Emerging Growth Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period December 31, 2014 through September 30, 2015
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional paid-in Capital	Deficit Accumulated	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Balance, August 4, 2014 (Inception)	-	$-	$-	$-	$-

Insurance of common stock for cash at $0.01	168,000	17	1,663	-	1,663

Net loss	-	-	-	-	1,663

Balance, December 31, 2014	168,000	17	1,663	-	1,663

Net loss	-	-	-	-	1,663

Shares issued to BM LLC member for BM LLC membership interest on January 1, 2015	5,000,000	500	(500)	-	1,163

Net loss	-	-	-	-	1,163

Balance, September 30, 2015	5,168,000	517	1,163	-	1,163

Net loss	-	-	-	(75,140)	(75,140)

	5,168,000	$517	$1,163	$(75,140)	$(73,997)

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.
(Emerging Growth Company)
Consolidated Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,140)	$(53,527)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(15,592)	(2,373)

NET CASH USED IN OPERATING ACTIVITIES	(90,732)	(55,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	90,000	41,270

NET CASH PROVIDED BY FINANCING ACTIVITIES	90,000	41,270

NET CHANGE IN CASH	(732)	(14,630)

Cash at beginning of period	3,438	21,015

Cash at end of period	$2,706	$6,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.

(Emerging Growth Company)

September 30, 2015

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

BMP Holdings Inc.

BMP Holdings Inc. was incorporated on August 4, 2014, under the laws of the State of Delaware. Our principal executive office is located in Ridgefield, Connecticut.  On January 1, 2015 we acquired our operating business in a transaction in which we exchanged 5,000,000 shares of common stock for an assignment of 100% of the ownership interest in Buddhi Mat LLC (“BM LLC”) pursuant to a certain contribution agreement.  No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as a negative amount of ($500). The acquisition process utilizes the capital structure of the Company and the assets and liabilities of BM LLC, which are recorded at historical cost.  The Company commenced operating its business through BM LLC, now its wholly owned subsidiary. BM LLC was formed as a limited liability company in the State of Connecticut in June 2009, and it offers yoga and fitness classes to the general public. Our fiscal year end is December 31.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2015.

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

There were no potentially outstanding dilutive common shares for the interim period ended September 30, 2015.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during at September 30, 2015, a net loss and net cash used in operating activities for the interim period then ended, respectively. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Advances from related party at December 31, 2014 and September 30, 2015 consisted of the following:

	December 31, 2014	Sept. 30, 2015

Advances from related party	$00.00	$90,000.00

	$00.00	$90,000.00

For the interim period ended September 30, 2015, the President of the Company advanced $90,000.00 to the Company for working capital purposes.

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

Results of Operations for the Nine Months Ended September 30, 2015 As Compared to September 30, 2014

Revenues were $75,455.00 for the nine month period ended September 30, 2015, as compared with revenues of $113,305.00 for the nine month period ended September 30, 2014, a decrease of $37,860.00.    The decrease was due primarily to decreased demand for services and inclement weather.

Professional fees increased by $8,000.00 in 2015 as compare with 2014, primarily due to an accrual for audit, accounting, and legal fees associated with public reporting requirements.

General and administrative expenses decreased $4,513.00 primarily due to a decrease in studio maintenance costs and general corporate overhead.

Results of Operations for the Three Months Ended September 30, 2015 As Compared to September 30, 2014

We are an emerging growth company.  Revenues were $21,472.00 for the three month period ended September 30, 2015, as compared with revenues of $29,169 for the three month period ended September 30, 2014, a decrease of $7,697.00.    The decrease was due primarily to decreased demand for services and inclement weather.

Professional fees increased by $8,000.00 in 2015 as compare with 2014, primarily due to an accrual for audit, accounting, and legal fees associated with public reporting requirements.

General and administrative expenses decreased $11,971.00 primarily due to a decrease in studio maintenance costs and general corporate overhead.

Liquidity and Capital Resources

Our cash balance at September 30, 2015 was $2,706.00, an decrease of $732.00 from $3,438.00 December 31, 2014.

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

December 10, 2015	BMP HOLDINGS INC.

/s/ Henry Sargent
Henry Sargent
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer