Form 10-K
period 2015-12-31
BMP Holdings Inc.
filed 2016-04-13
CIK 1623077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

BMP HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1945113
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

381 W. Mountain Rd., Ridgefield CT 06877	(203) 240-9910
Address of registrant’s principal executive offices	Registrant’s telephone number including Area code

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer, ” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.

Large accelerated filer;      .  Non-accelerated filer;      . Accelerated filer;      . Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X ..

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2015: not applicable

As of April 12, 2016, the registrant had 250,168,000 outstanding shares of Common Stock.

Documents incorporated by reference: See ITEM 15 of PART IV, below.

FORM 10-K

As used in this Form 10-K, references to “the Company,” “we,” “our,” “ours” and “us” refers to BMP Holdings, Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

PART I.

Forward-Looking Information

Much of the discussion in this Item is “forward looking”. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

ITEM 1. BUSINESS - Summary of Corporation Background

Organizational History

We were incorporated on August 4, 2014, under the laws of the State of Delaware. Our principal executive office is located at 381 W. Mountain Rd., Ridgefield, Connecticut 06877; our telephone number is (203) 403-2399. On January 1, 2015 we acquired our operating business in a transaction in which we exchanged 5,000,000 shares of common stock for an assignment of 100% of the ownership interest in Buddhi Mat LLC (“BM LLC”) pursuant to a certain contribution agreement. The sole owner of BM LLC was its founder, Henry Sargent, the previous single member of BM LLC, who, as a result of the contribution agreement, is now our controlling stockholder, sole officer and sole director. The Company commenced operating its business through BM LLC, now its wholly owned subsidiary. BM LLC was formed by Mr. Sargent as a limited liability company in the State of Connecticut in June 2009, and it offers yoga and fitness classes to the general public. Our fiscal year end is December 31.

We are an emerging growth company. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred consecutive negative cash flows from operations. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, and ultimately, the achievement of significant operating revenues over operating expenses. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Our website is www.buddhimatyoga.com. The information accessible through our websites is not part of, and is not incorporated, into this report. We are not a blank check corporation. Section 7(b)(3) of the Securities Act of 1933, as amended defines the term “blank check company” to mean, any development stage company that is issuing a penny stock that, “(A) has no specific plan or purpose, or (B) has indicated that its business plan is to merge with an unidentified company or companies.” We, through our subsidiary, have operated our business for approximately five years. We have no present plans, agreements or understandings to be acquired or to merge with another company nor do we, nor any of our shareholders, have any plans to enter into a change of control or similar transaction.

JOBS Act – Emerging Growth Company Status

We are an "emerging growth company" as defined in Section 3(a) of the Exchange Act (as amended by the JOBS Act, enacted on April 5, 2012). The United States Congress passed the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), which provides for certain exemptions from various reporting requirements applicable to public companies that are reporting companies and are "emerging growth companies." We will continue to qualify as an "emerging growth company" until the earliest to occur of: (a) the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five years by the SEC) or more; (b) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (c) the date on which we have, during the previous three-year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which we are deemed to be a "large accelerated filer," as defined in Exchange Act Rule 12b–2. Therefore, we expect to continue to be an emerging growth company for the foreseeable future.

For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

provide an auditor attestation with respect to management's report on the effectiveness of our internal controls over financial reporting;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our Business

BMP Holdings Inc., through its subsidiary Buddhi Mat LLC (“BM LLC”), provides yoga classes, private instruction, specialty workshops, clinics and yoga teacher training to the general public at its facility in Ridgefield, Connecticut (our “Ridgefield Center”). BM LLC’s website is www.buddhimatyoga.com. BM LLC has applied for and expects to be granted trade name and trademark protection from the US patent office. We intend to expand our business operations in the tri-state area by identifying a suitable location to open our second yoga and fitness center. However, currently the Company has not formulated a specific plan or identified a suitable location to open an additional facility.

Classes:

The Company, through its subsidiary BM LLC, offers its signature power yoga class, which is a challenging and dynamic style of yoga designed to promote strength, flexibility, stamina and focus. The pose sequencing is specifically designed to help promote a balanced body and presence of mind. The class is designed for all levels and accessible to beginners. Students are encouraged to work at their own personal level. Beginners are given modifications, while more seasoned students will be guided on how to further challenge themselves. The Company also offers a basics class, which follows the same format as the power class, but at a slower pace. This allows for more focus on basic alignment and techniques that help build a solid foundation for the physical practice and a greater understanding of the process.

Specialty Classes:

Restorative Class - Restorative yoga is a practice of passive poses where the body is fully supported and held by props such as bolsters, blankets and blocks. It helps restore and renew the body and mind on every level. It is a deeply healing practice that helps release and reduce stress and can be beneficial for those who experience chronic pain or illness. Restorative yoga is designed for all levels.

Meditation Class - meditation class explores the method of meditation for use as a gateway to understanding oneself and the surrounding world. The class emphasizes the benefits of an hour of stillness and reflection. There are limited moving poses, as sedentary postures are explored in meditation.

Private Instruction:

One-on-one training with an experienced yoga teacher that offers individualized attention to fit the needs of the individual student, to learn the basics as a beginner, and in particular to learn modifications appropriate for a specific physical injury.

Teacher Training Courses:

Yoga Alliance Registered 200 Hour Certification Program that prepares teacher trainees to lead an all-level power yoga class. The course provides trainees with hours of actual practice teaching time. The training group size is kept small. Trainees learn to blend technical knowledge with philosophy to allow the trainee to take control and command of a class as develop as an instructor. Program requirements include ten (10) training weekends, class observation and assisting, written assignments and online education seminars, as well as a practical final of instructing a 90 minute community class.

Multimedia educational and promotional tools

The Company, through its subsidiary, intends to create and distribute audio and video presentations for view on various social media websites including YouTube and Instagram, among others. Such presentations would be distributed for educational and promotional purposes. Such presentation will be made available for sale through the Company’s website.

Yoga Workshops and Conferences. The Company may sponsor, and its staff may attend and / or present (instruct), at yoga workshops and conferences in various venues throughout Connecticut and the Northeast. These activities are intended to market the Company’s services, promote brand awareness and attract new customers for the Company.

Revenue Streams

We generate revenue primarily from the fees we charge our students to attend yoga classes, workshops and teacher training programs. Our subsidiary, BM LLC, has been operating since 2010 in our Ridgefield Center. In 2015, BM LLC reported annual revenue of $100,312.00. It is our intention to expand our yoga and fitness offerings by either opening or acquiring additional studios in the Tri-state area as a way of providing our services to a larger customer base.

Competitive Business Conditions

Our primary competition is other yoga and fitness studios within the fitness and wellness industry located in and around our Ridgefield Center. There is also competition for these services in the geographic area in which we hope to expand. We have not undertaken an in-depth evaluation of the Company’s competition.

Employee

Henry Sargent serves as President and the sole member of our Board of Directors during this initial phase of operations. While we will consider other management personnel as our business base increases, Mr. Sargent will remain our primary principal because his skills are determinative to the success of business.

Employment Agreements

We do not have an employment agreement in place with Mr. Sargent, our sole officer and director, and do not anticipate entering into any employment agreements in the foreseeable future. See “Risk Factors”.

Board Committees

As of the date of this, we have not established any committees of the Board of Directors.

Directors

The minimum number of directors we are authorized to have is one and the maximum is six. We currently have one director. Although we anticipate appointing additional directors in the future, we have not identified such individuals. Our directors do not receive any compensation for their position on our Board of directors.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including, without limitation, our Chief Executive Officer and Principal Accounting Officer, but have not done so to date due to our relatively small size.

Board Independence

Our sole director is not deemed an independent director. We intend to appoint independent persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange when we elect to seek listing on a national security exchange.

ITEM IA. RISK FACTORS

Our business is subject to numerous risk factors, including the following:

Risks Related to Our Business

We are an emerging growth company with limited operating history on which you can base your decision to invest in our Company.

Our Company was incorporated in August 2014, which makes an evaluation of us extremely difficult. Through our wholly owned subsidiary, we operate a yoga studio open to the general public located in Ridgefield, Connecticut. We may never become profitable or generate any significant increase in revenues so potential investors have a high probability of losing their investment. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, increased demand for our yoga and fitness classes, the level of our competition in our geographic area, and our ability to attract and maintain key management, employees and customers.

Our auditors state that our ability to continue as a going concern will depend upon our ability to raise additional capital.

Our auditors’ report reflects the fact that the financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred consecutive negative cash flows from operations and its working capital is also at a negative position after removing related party loans. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, and ultimately, the achievement of significant operating revenues over operating expenses. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. You should not invest in us unless you can afford to lose your entire investment.

Because consumer spending on fitness and yoga classes is typically discretionary, we may be particularly affected by general economic conditions.

Consumer spending on fitness and yoga classes is typically discretionary and may be particularly affected by negative trends in the general U.S. economy and the fitness and wellness industry. The success of our operations depends to a significant extent upon a number of factors relating to consumer spending, including economic conditions affecting discretionary spending (such as income outlook, business conditions, interest rates and the availability of credit and taxation) for the economy as a whole and in regional and local markets. Any further deterioration in general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Because we are an “Emerging Growth Company” our disclosure obligations will be curtailed.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

provide an auditor attestation with respect to management's report on the effectiveness of our internal controls over financial reporting;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our industry is highly competitive and as a smaller reporting company we may be at a disadvantage to our competitors.

The fitness and yoga industry is highly competitive in general. Although our targeted marketplace is the Northeast region where we compete primarily with “mom and pop” exercise and fitness facilities, which are typically comprised of smaller family or individually owned and operated centers, we may have to compete in the future against larger competitors that have greater financial resources and name recognition than we have. We anticipate facing a high level of competition when opening new facilities for customers, securing prime leasehold locations where we wish to open our fitness and yoga centers, and attracting and retaining qualified employees. Many aspects of our business model are not proprietary and, if they prove successful, may be replicated by others. We cannot prevent such competitors from entering the markets in which we seek to open new centers.

Further, because our industry is particular sensitive to cost increases and consists of mostly non-public reporting companies we may be at a competitive disadvantage because of our reporting obligations. We face additional expenses, which a non-public business does not, including:

•

quarterly and annual PCAOB auditor fees;

•

EDGAR filing fees; and

•

legal and consulting fees related to our ongoing SEC compliance and reporting obligations.

Our non-public competitors do not incur these costs, which puts us at a competitive disadvantage. We estimate that these expenses will aggregate to approximately between $20,000 to $25,000 annually and we expect them to increase in the future. As our business continues to grow and develop our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to continue increasing annually, potentially substantially. If we are unable to effectively compete on a continuing basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

We need to raise additional capital. Failure to secure adequate financing may prevent us from generating sufficient levels of revenue which could cause our business to fail.

Our operations to date have been primarily funded by revenues and contributions from our sole officer and director. We will require additional capital to effectively support our current facility and to open a second facility. We estimate that we will need to generate at least $75,000.00 in aggregate financing to support our current Ridgefield facility during the fiscal year ending December 31, 2015, and at least $125,000.00 to open a second fitness and yoga center. Further, in order to proceed with our long-term plans, we anticipate that over time we will need to generate up to $250,000.00 in additional financing.

We have not identified any potential sources from whom to obtain these additional capital funds. Accordingly, we cannot provide any assurances that we will identify any such funding sources or, if we do, whether we can receive a sufficient amount of funding from them in a timely manner to meet our financial requirements. As such, we are continuing to have discussions and explore alternative methods and sources of financing.

If we are not able to obtain sufficient additional financing, we may have to cease operations and investors will lose their entire investment.

Many of our clients are price sensitive, and if the prices we charge for our services are unacceptable to them, our operating results will be harmed.

Many of our clients are price sensitive. As the market for our services matures, or as new competitors introduce new services that compete with ours, we may be unable to renew our arrangements with existing clients or attract new clients at the same price or based on the same pricing model as previously used. As a result, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our plan of operations and financial condition.

Our sole officer and sole director is not required to devote his full time to our business.

Our sole officer and director, Henry Sargent, is involved in other business ventures separate and apart from his activities on our behalf. Mr. Sargent currently devotes approximately fifteen (15) hours per week to our business. As a result of Mr. Sargent’s other obligations, there is a substantial risk that he will not devote as much time as is necessary to our operations, which may harm our business and operating results.

Because our sole executive officer, Henry Sargent, devotes a limited amount of his time to our operations our business could fail if he is unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of managing our core business, securing the financing necessary to support our current facility and open a second fitness and yoga facility, and fulfilling the reporting requirements of a public company all fall upon our executive officer, Henry Sargent. Mr. Sargent presently dedicates approximately 25% of his professional time to our operations, or between 10 and 15 hours per week.

We have not formulated a plan to resolve any possible conflict of interest with his other business activities. Mr. Sargent presently is not under an employment agreement with any of his business interests. If he were to enter into such an agreement with an outside business interest, he could be forced to resign from our business or devote even less time to our business interests than he presently does.

In addition to the foregoing, we also rely especially heavily on Mr. Sargent’s knowledge and experience to further our business development. We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities. Potential conflicts that may arise between his competing business activities include, among others we may not presently foresee:

•

Mr. Sargent is presently is not under an employment agreement with our business. If he were to enter into such an agreement with an outside business interest, he could be forced to resign from our business or devote even less time to our business interests than he presently does; and

•

Mr. Sargent contacts, most notably experienced fitness and yoga managers and training personnel that he wishes to eventually employee through our business, could alternatively enter into exclusive employment agreements with his competing business interests.

In the event Mr. Sargent is unable to fulfill any aspect of his duties, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business, whereby you may lose your entire investment.

Our principal officer also serves as our sole director on our Board of Directors. As such, he has the ability to unilaterally decide all non-voting matters, including the ability to establish compensation packages, most notably his own.

Our principal officer, Henry Sargent, also serves as our sole director on our Board of Directors. As such, and in all non-voting matters, he can unilaterally determine corporate actions by issuing a Resolution of the Board of Directors. The interests of our sole director may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders. In particular, and at his sole discretion, he may establish his own compensation package which could be contrary to the interests of other shareholders, and possibly prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

Our Sole Director and Principal Executive Officer, Henry Sargent, may be subject to conflicts of interest.

Our Sole Director and Principal Executive Officer, Henry Sargent, has potential conflicts of interest in his dealings with us. Circumstances under which a conflict of interest could arise between us and Mr. Sargent include:

•

Mr. Sargent is free to arbitrarily establish his own compensation package;

•

Future compensation agreements with Mr. Sargent or others will not be negotiated at arm’s-length as would normally occur if the agreements were with unaffiliated third parties;

•

Acquisitions and purchases or sales of assets and other similar transactions can be made without due diligence or extended negotiation; and

•

Business combinations or the implementation anti-takeover “poison pill” preventative measures.

We have not formulated a policy for potential conflicts of interest that may arise between us and Mr. Sargent. If a potential conflict of interest arises and cannot be resolved, the result could be contrary to the interests of other shareholders and prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. We have 1,000,000,000 authorized shares of common stock of which 250,168,000 are currently outstanding. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining 749,832,000 authorized but unissued common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value. Such dilution may be substantial. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company, because the shares may be issued to parties or entities committed to supporting existing management.

The ability of our principal officer to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Henry Sargent, our principal officer and sole director, owns approximately 99.9% of our outstanding common stock. Because of this beneficial stock ownership, he will be in a position to continue to elect our Board of directors, decide all matters requiring stockholder approval and determine our policies. His interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding his decisions. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community, or may sell sufficient numbers of shares to significantly decrease our price per share.

Our by-laws provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our by-laws and applicable Delaware law permit us to provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents upon such person's promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. There is no assurance that we would be able to collect on such promises. Therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification, this indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

Risks Related to Our Common Stock

Investors will be unable to sell their securities if no market develops for those securities.

Our common stock is qualified for trading under the symbol BMPP on the Over-The-Counter (OTC) market. We intend to file an application for our common stock to be quoted on the OTC Bulletin Board in the coming 90 days. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. It may also be difficult for holders to dispose of their stock or receive accurate price quotations. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing security holders.

Our most likely source of working capital and additional funds for the foreseeable future will be the sale of additional shares of our common stock. Such issuances will cause security holders’ interests in our common stock to be diluted, which will negatively affect the value of your shares.

Because our sole officer and director owns 99.9% of our common stock, he controls corporate decisions that may be disadvantageous to minority security holders.

Our sole officer and director owns approximately 99.9% of the outstanding shares of our common stock. Accordingly, he will have significant influence if not complete discretion in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations or the sale of all or substantially all of our assets, change of control and other corporate transactions, designation of rights and preferences of our preferred stock, amendments to our articles of incorporation and/or bylaws, and as to the outcome of any other matters submitted to our security holders for a vote. The interests of our sole officer and director may differ from the interests of our other security holders and thus result in corporate decisions that are disadvantageous to other security holders.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 1,000,000,000 shares of common stock, of which 250,168,000 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Because we do not have an audit or compensation committee, shareholders will have to rely on our President, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our president. Thus, there is a potential conflict of interest in that our president has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our shares of common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We do not expect to pay dividends to holders of our common stock in the foreseeable future. As a result, holders of our common stock must rely on stock appreciation for any return on their investment.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have not declared any dividends since our inception, and we do not plan to declare any dividends in the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

We are an “emerging growth company” and we cannot be certain if we will be able to maintain such status or if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, and we intend to adopt certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain as an “emerging growth company” for up to five full fiscal years following our initial public offering. We would cease to be an emerging growth company, and therefore not be able to rely upon the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, we issue more than $1 billion of non-convertible debt over a three-year period, or we have more than $700 million in market value of our common stock held by non-affiliates as of any June 30 before the end of the five full fiscal years. Additionally, we cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company.” This election will permit us to delay the adoption of new or revised accounting standards that will have different effective dates for public and private companies until such time as those standards apply to private companies. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal office is located at 381 W. Mountain Road, Ridgefield, Connecticut 06877 and we direct all of our business activities from that location. The Company has been granted the use of the approximately 100 square feet of space by our President, and does not pay any rent at the current time and will not pay rent (or other operating expenses, which our President has agreed to fund) until sufficient revenues are available. This space is granted on a month-to-month basis. No written documentation exists for this agreement and it is just an informal arrangement between Mr. Sargent and us. We have not paid any rent to Mr. Sargent since our formation, and there are no current plans to do so at any time in the future. We may lease commercial office facilities at such time in the future as our operations further develop to the point where the facilities are needed. We have no commitments or arrangements for any facilities, and there is no assurance regarding the future availability of commercial office facilities or the terms on which we may be able to lease facilities in the future.

Buddhi Mat LLC, our subsidiary, operates a yoga studio of approximately 1,750 square feet of leased space located at 66 Danbury Road., Ridgefield Connecticut 06877 (our “Ridgefield Facility”). Our subsidiary currently has a five year lease on its current operating facilities, requiring the following gross annual rental payments: 2016: $49,286; 2017: $50,272; 2018: $51,278, and; 2019: $34,638.

We intend to develop additional fitness and yoga studios in the future, however we have no immediately plans for any such development. We have no policy with respect to investments in interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge, threatened legal proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is qualified for trading under the symbol BMPP on the Over-The-Counter (OTC) market. We intend to file an application for our common stock to be quoted on the OTC Bulletin Board in the coming 90 days. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it:

1

is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and

2.

securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist ” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. If it meets the qualifications for trading securities on the OTC Bulletin Board, our securities will trade on the OTC Bulletin Board. No assurances can be given (a) that an orderly or liquid market will ever develop for the shares of our common stock, (b) about the price at which our common stock will trade. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. It may also be difficult for holders to dispose of their stock or receive accurate price quotations. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions.

Authorized but Unissued Capital Stock

Delaware law does not require stockholder approval for any issuance of authorized shares. However, the marketplace rules of the NASDAQ, which would apply only if our common stock were listed on the NASDAQ, require stockholder approval of certain issuances of common stock equal to or exceeding 20% of the then-outstanding voting power or then-outstanding number of shares of common stock, including in connection with a change of control of the Company, the acquisition of the stock or assets of another company or the sale or issuance of common stock below the book or market value price of such stock. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of the existence of un-issued and unreserved common stock may be to enable our Board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our Board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive the stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

Limitations on Directors’ Liability

As permitted by the provisions of the Delaware Revised Statutes, we have the power to indemnify any person made a party to an action, suit or proceeding by reason of the fact that they are or were a director, officer, employee or agent of our company, against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by them in connection with any such action, suit or proceeding if they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest and, in any criminal action or proceeding, they had no reasonable cause to believe their conduct was unlawful. Termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which they reasonably believed to be in or not opposed to our best interests, and, in any criminal action or proceeding, they had no reasonable cause to believe their conduct was unlawful.

We must indemnify a director, officer, employee or agent who is successful, on the merits or otherwise, in the defense of any action, suit or proceeding, or in defense of any claim, issue, or matter in the proceeding, to which they are a party because they are or were a director, officer employee or agent, against expenses actually and reasonably incurred by them in connection with the defense.

We may provide to pay the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding as the expenses are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that they are not entitled to be indemnified by us.

The Delaware Revised Statutes also permit a corporation to purchase and maintain liability insurance or make other financial arrangements on behalf of any person who is or was:

•

a director, officer, employee or agent of the corporation; or

•

is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

Such coverage may be for any liability asserted against them and liability and expenses incurred by them in their capacity as a director, officer, employee or agent, or arising out of their status as such, whether or not the corporation has the authority to indemnify them against such liability and expenses.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling our company pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in such Act and is therefore unenforceable.

Anti-Takeover Provisions

We may be or in the future we may become subject to Delaware’s control share laws. A corporation is subject to Delaware’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Delaware, and if the corporation does business in Delaware, including through an affiliated corporation. This control share law may have the effect of discouraging corporate takeovers. We currently have 33 stockholders.

The control share law focuses on the acquisition of a “controlling interest,” which means the ownership of outstanding voting shares that would be sufficient, but for the operation of the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (1) one-fifth or more but less than one-third; (2) one-third or more but less than a majority; or (3) a majority or more. The ability to exercise this voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that an acquiring person, and those acting in association with that person, will obtain only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to take away voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell the shares to others. If the buyer or buyers of those shares themselves do not acquire a controlling interest, the shares are not governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than the acquiring person, who did not vote in favor of approval of voting rights, is entitled to demand fair value for such stockholder’s shares.

In addition to the control share law, Delaware has a business combination law, which prohibits certain business combinations between Delaware corporations and “interested stockholders” for three years after the interested stockholder first becomes an interested stockholder, unless the corporation’s Board of directors approves the combination in advance. For purposes of Delaware law, an interested stockholder is any person who is: (a) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (b) an affiliate or associate of the corporation and at any time within the previous three years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding shares of the corporation. The definition of “business combination” contained in the statute is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Delaware’s business combination law is to potentially discourage parties interested in taking control of our Company from doing so if it cannot obtain the approval of our Board of directors.

Equity Compensation Plan Information

We have not established an equity compensation plan, but anticipate establishing one in the future.

Warrants and Options

As of the date of this Annual Report, there are no outstanding options or warrants to purchase, or other instruments convertible into, our common stock.

Holders

As of April 12, 2016, we have 250,168,000 shares of common stock issued and outstanding, which are held by 33 security holders of record.

Transfer Agent

We have retained Action Stock Transfer of Salt Lake City, Utah to be out transfer agent for our common stock.

Employment Agreements

We do not have an employment agreement in place with Mr. Sargent, our sole officer, and do not anticipate entering into any employment agreements in the foreseeable future. See “Risk Factors”.

Board Committees

As of the date of this Annual Report, we have not established any committees of the Board of Directors.

Directors

The minimum number of directors we are authorized to have is one and the maximum is six. We currently have one director. Although we anticipate appointing additional directors in the future, as of the date of this Form 10K, we have not identified such individuals. Our directors do not receive any compensation for their position on our Board of Directors.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including, without limitation, our Chief Executive Officer and Principal Accounting Officer, but have not done so to date due to our relatively small size.

Board Independence

Our sole director is not deemed an independent director. We intend to appoint independent persons to committees of the Board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange when we elect to seek listing on a national security exchange.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in the information set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the fiscal year ended Dec 31, 2015 (Audited)	For the fiscal year ended Dec 31, 2014 (Audited)
Net Revenues	$100,312	$141,226
Total Operating Expenses	$195,748	$227,600
Net Loss	$(95,436)	$(86,374)

	As of Dec 31, 2015	As of Dec 31, 2014
Total Assets	$369,288	$375,525
Total Liabilities	$90,072	$26,373
Working Capital Deficiency	$(95,436)	$(0)
Total Stockholder’s Equity (Deficit)	$278,216	$349,152

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth in this report.

General

We are engaged providing and conducting yoga and fitness classes to the general public.

We have not yet earned net income from our business operations, and can give no assurances if we will ever earn net income from our business operations. Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan. We may raise this additional capital either through debt or equity. No assurance can be given that such efforts will be successful. We anticipate that we will need approximately between $75,000.00 to $100,000.00 over the upcoming twelve months to fund our current operations. We have no specific plans at present for raising additional capital. However, such plans may include the issuance of common stock or advances from our President. We have launched our initial operations but can give no assurances as to the date which we will be fully operational.

Jumpstart Our Business Startups Act of 2012

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Results of Operations for the Year Ended December 31, 2015, As Compared to the Year Ended December 31, 2014

Revenues were $100,312 in the period, or $40,914 less than for the year ended December 31, 2014 due to lower client participation in offered classes, workshops and teacher training programs.

Operating expenses decreased $31,852 in the same period due to reduced payroll and state sales tax payments taxes associated with the reduced revenue.

Our cash balance increased $1,267 at December 31, 2015, as compared to December 31, 2014.

Liquidity and Capital Resources

Our cash balance at December 31, 2015 was $4,705, an increase of $1,267 from a $3,438 cash balance at December 31, 2014.

We have limited capital resources, as, among other things, we are a development stage company with a limited operating history. We have generated limited revenues to date and may not be able to generate sufficient revenues to become profitable in the future.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based on our history of net losses since our inception.

While we have sufficient funds on hand to maintain business operations, our cash reserves may not be sufficient to meet our obligations for the next 12-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be obtained in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

Going Concern

Our auditors’ report for the fiscal year ended December 31, 2015, contained a going concern disclosure based, primarily upon the significant losses incurred from operations over the last two years and our working capital deficit at December 31, 2015. The Company has incurred consecutive negative cash flows from operations and its working capital is also at a negative position after removing related party loans. The losses that caused these results are simply a shortfall in both operating revenues, due to a drop in student and program fees and in our fund raising efforts. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, and ultimately, the achievement of significant operating revenues over operating expenses. Management’s plans as of the date of this filing were to continue to seek funding from its shareholders and other qualified investors to pursue its business plan.

In accordance with our disclosure obligations under FRC § 607.02, since this filing contains an auditor’s report that includes a going concern modification, we have addressed the financial difficulties that gave rise to the uncertainties identified by our auditors: a shortfall in the generation of fee income for class and personal lessons, as well as a shortage in our fund raising campaign. We believe that we will overcome these financial difficulties through new marketing campaign and a future private placement.

We do not anticipate the need to hire employees over the next 12 months with the possible exception of administrative support should our business grow and necessitate such expenditure. We believe the services provided by our sole officer and director are sufficient at this time. We believe that our operations are currently on a small scale and are manageable by one individual.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response to this item is required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BMP Holdings Inc.

(Emerging Growth Company)

December 31, 2014 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Scrudato & Co. PA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BMP Holdings Inc.

We have audited the accompanying balance sheets of BMP Holdings Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2015 and the period August 4, 2014(inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BMP Holdings, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended December 31, 2015 and the for the period August 4, 2014(inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company has limited operating history and has incurred losses since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 84. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Scrudato & Co. PA

Califon, New Jersey

April 11, 2016

7 Valley View Drive Califon, New Jersey 07830
Registered Public Accounting Company Oversight Board Firm

BMP Holdings Inc.
(Emerging Growth Company)
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$4,705	$3,438
Inventory	-	1,825
Total Current Assets	4,705	5,263
Total Fixed Assets	155,583	161,262
Goodwill	209,000	209,000
Total Assets	$369,288	$375,525

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$3,572	$26,373
Advances from related party	87,500	-

Total Current Liabilities	90,072	26,373

STOCKHOLDERS' EQUITY:
Common stock at $0.0001 par value: 1,000,000,000 shares authorized; 250,168,000 shares issued and outstanding	25,017	517
Additional paid-in capital	348,635	348,635
Deficit accumulated	(95,436)	(0)

Total Stockholders' Equity (Deficit)	278,216	349,152

Total Liabilities and Stockholders' Deficit	$369,288	$375,525

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.

 (Emerging Growth Company)

 Consolidated Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	Dec 31, 2015	Dec 31, 2014

NET REVENUES	$100,312	$141,226

OPERATING EXPENSES:
	195,748	227,600

Total	195,748	227,600

LOSS BEFORE INCOME TAX PROVISION	(95,436)	(86,374)

INCOME TAX PROVISION	-	-

NET LOSS	$(95,436)	$(86,374)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.
(Emerging Growth Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period August 4, 2014 through December 31, 2015

	Common Stock, $0.0001 Par Value		Additional		Total Stockholders'
	Number of Shares	Amount	paid-in Capital	Deficit Accumulated	Equity (Deficit)

Balance, August 4, 2014 (Inception)	-	$-	$-	$-	$-

Insurance of common stock for cash at $0.01	168,000	17	1,663	-	1,680

Balance, December 31, 2014	168,000	17	1,663	-	1,680

Shares issued to BM LLC member for BM LLC membership interest on January 1, 2015	5,000,000	500	346,972	-	347,472

Shares issuable to BM LLC member as of December 31, 2015	245,000,000	24,500	-	-	373,652

Net loss	-	-	-	(95,436)	(95,436)

Balance, December 31, 2015	250,168,000	$25,017	$348,635	$(95,436)	$278,216

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.

(Emerging Growth Company)

Consolidated Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	Dec 31, 2015	Dec 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,436)	$(86,374)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
	(15,297)	5,150

NET CASH USED IN OPERATING ACTIVITIES	(110,733)	(81,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	87,500	63,646
Proceeds from sale of common stock	24,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	112,000	63,646

NET CHANGE IN CASH	1,267	(17,578)

Cash at beginning of period	3,438	21,016

Cash at end of period	$4,705	$3,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.

(Emerging Growth Company)

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 1 - Company Background

BMP Holdings Inc., through its subsidiary Buddhi Mat LLC (“BM LLC”), provides yoga classes, private instruction, specialty workshops, clinics and yoga teacher training to the general public in Ridgefield, Connecticut. The Company intends to expand operations of its services in the tri-state area through the opening and/or acquisition of additional yoga and fitness facilities, however, currently the Company has no specific plans to acquire or open an additional facility. BM LLC’s website is buddhimatyoga.com.

Note 2 - Summary of Significant Accounting Policies

This summary of significant account policies of the Company is presented to assist in understanding the Company’s financial statements.

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices consistently applied, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

In February 2007, the FASB issued ASC 825-10 “Financial Instruments.” ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

Revenue and Cost Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, and (iii) collectability is reasonably assured. Materially all of the company revenue comes from the transportation of roll off containers.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to be all highly liquid deposits with maturities of three months or less. Cash equivalents are carried at cost, which approximates market value.

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized as operating expenses.

Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Estimated useful lives are as follows:

Transportation Equipment

5 years

Office Equipment

5 years

Roll Off Containers

5 - 7 years

The Company reviews property, plant and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2015 and 2014.

Income Taxes

The Company has operated at a loss since inception. Therefore, no provision or liability for Federal income taxes is included on these financial statements.

Comprehensive Income

ASC Topic 220 (SFAS No. 130) establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Per the financial statements, the Company does not have any available-for-sale securities that are subject to this reporting.

Note 3 – Recent Accounting Pronouncements

No. 2012-02, July 2012, Intangibles—Goodwill and Other (Topic 350): In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.

No. 2012-06, October 2012, Business Combinations (Topic 805): When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).

No. 2013-01, January 2013, Balance Sheet (Topic 210): The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11.

Note 4 –Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred consecutive negative cash flows from operations and its working capital is also at a negative position after removing related party loans. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, and ultimately, the achievement of significant operating revenues over operating expenses. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 - Property, Plant and Equipment

	12/31/2015	12/31/2014

Office furniture and equipment	$14,500	$14,500
Leasehold Improvements	170,367	170,367
Equipment	5,500	5,500
Total Property, plant and equipment	190,367	190,367
Less: accumulated depreciation	(34,784)	(29,105)
Property, plant and equipment, net	$155,583	$161,262

Depreciation expense for 2015 and 2014 was $5,679 and $5,679, respectively.

Note 6 – Commitments and Contingencies

Commitments

The Company currently has a five year lease on its current operating facilities. Its commitments are as follows:

2016	$49,286
2017	$50,272
2018	$51,278
2019	$34,638

Contingencies

None.

NOTE 7 - Related Party Transactions

For the purposes of these financial statements, parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial or operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. Related party transactions for the period include the following:

Capital Contributions

During the calendar year 2015 the Company incurred operating losses. Our sole member contributed $87,500 in 2015 as operating capital in the form of loans.

NOTE 8 - Subsequent Events

Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has engaged John Scrudato CPA (“Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2015. The decision to engage the Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

Since inception of the engagement, (i) there have been no disagreements between the Company and John Scrudato CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of John Scrudato CPA would have caused John Scrudato CPA to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our the Chief Executive Officer who is also our Chief Financial Officer and sole director (collectively, our “Management”), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Management has concluded that, as of December 31, 2015, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our Management, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our Management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, Management concluded that our internal control over financial reporting was ineffective for our fiscal year ended December 31, 2015, in which there was no material weakness. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Directors and Executive Officers

The following table sets forth the names and ages of officers and director as of the date of this report. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Henry Sargent BMP Holdings Inc. 381 W. Mountain Road Ridgefield, CT 06877	49	President and Sole Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

 Henry Sargent, President and Sole Director

Mr. Sargent has been our President and Sole Director since incorporation. For the five years period prior to this offering, Mr. Sargent has been the Manager of our subsidiary, Buddhi Mat LLC. In addition, Mr. Sargent has 15 plus years of experience in the investment industry as a private investment fund manager. Mr. Sargent earned his Bachelor of Arts degree from Connecticut College- and his Juris Doctor degree from Fordham University School of Law.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Auditors

Our principal independent auditor is John Scrudato CPA, 7 Valley View Drive Califon, New Jersey 07830.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the Board or an audit committee or nominating committee. We intend to adopt a code of ethics that applies to our officers, directors and employees, including of Chief Executive Officer and Principal Accounting Officer, but have not done so to date due to our relatively small size.

Board Independence

Our sole director is not deemed an independent director. We intend to appoint such persons to committees of the Board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange when we elect to seek listing on a national security exchange.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee system. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage the stock option plan, if any, and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings, provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we has the resources to do so.

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Henry	2014	--	–	–	–	–	–	–	–
Sargent,	2015	–	–	–	–	–	–	–	–
President

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our capital stock as of the date hereof by (i) each person whom we know to beneficially own more than five percent of any class of our common stock, and (ii) our sole director and sole executive officer. The individual listed below has sole voting and investment power with respect to the shares beneficially owned.

As of December 31, 2015, we had 250,168,000 shares of common stock outstanding which are held by 33 security holders. The chart below sets forth the ownership of our common stock, or claimed ownership, of certain individuals.

Title of Class	Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned	Percent of Class*
Common Stock	Henry Sargent (1) 381 W. Mountain Rd. Ridgefield, CT 06877	250,000,000	99.9%
Common Stock	Officers and Directors as a Group (1 person)	250,000,000	99.9%

* shares of common stock issued and outstanding as of December 31, 2015.

(1) Mr. Sargent serves as our President, Principal Executive Officer, Principal Financial Officer and Chairman.

ITEM 13. TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Certain Related Party Transactions

We acquired our operating business on January 1, 2015 in a transaction in which we exchanged 5,000,000 shares of common stock for an assignment of 100% of the ownership interests in Buddhi Mat LLC (“BM LLC”), a Connecticut limited liability company formed in June 2009. BM LLC was owned by Henry Sargent and the 5,000,000 shares were distributed to him in the exchange of 100% membership interests in BM LLC. In December 2015, the Company agreed to issue Mr. Sargent an additional 245,000,000 shares of common stock in return for continued short term financing of Company operations.

We have not undertaken any other transactions with related persons, promoters and control persons. We currently utilize office space from Mr. Sargent, and going forward expect this space to be provided by Mr. Sargent at no-charge to the Company.

For the reporting period of the Company, Mr. Sargent has advanced $87,500 to the Company. These advances from Mr. Sargent are unsecured, non-interest bearing and due on demand. There are no “off balance sheet arrangements,” as defined in Item 303 of Regulation S-K under the Securities Act, to which the Company or any Subsidiary of the Company is a party. These advances from Mr. Sargent are evidenced in the form of promissory notes. Pursuant to the instructions of Item 404 of Regulation S-K, since the beginning of the registrant's last fiscal year, there are no or any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $120,000. No member of Management or the Board of Directors has had any relationship with us requiring additional disclosure under said Item.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2015	2014
Audit Fees	$5,500	$3,000
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$5,500	$3,000

Audit fees for the years ended December 31, 2015 and 2014 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2015 and 2014 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2015 and 2014 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2015 and 2014.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre- approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit Number	Description
31	Sarbanes-Oxley Section 302 Certifications
32	Sarbanes-Oxley Section 906 Certification

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-K:

3.1

Articles of Incorporation*

3.2

Bylaws*

4.1

Specimen Common stock Certificate*

10.1

Form of Contribution Agreement*

10.2

Lease Agreement, by and between the Company and Norfolk Company, LLC, dated August 10, 2009, with 5-year extension letter*

* Filed as Exhibits to our Form S-1 Registration Statement filed with the Commission on May 11, 2015.

SIGNATURES

In accordance with Section 13 or Section 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BMP HOLDINGS INC.

By:	/s/ Henry Sargent
Henry Sargent
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and
Principal Accounting Officer

Date: April 12, 2016