Form 10-Q
period 2016-03-31
BMP Holdings Inc.
filed 2016-05-23
CIK 1623077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2016

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of its Form 10-K or any amendment to its Form 10-K .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 20, 2016: not applicable

As of May 20, 2016 the registrant had 250,168,000 outstanding shares of Common Stock.

As used in this Form 10-Q, references to “the Company,” “we,” “our,” “ours” and “us” refers to BMP Holdings Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

PART I.

ITEM 1.

FINANCIAL STATEMENTS

BMP Holdings Inc.

(Emerging Growth Company)

March 31, 2016 (and December 31, 2015)

BMP Holdings Inc.
(Emerging Growth Company)
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$4,237	$4,705
Total Current Assets	4,237	4,705

Total Fixed Assets	154,164	155,583
Goodwill	209,000	209,000
Total Assets	$367,401	$369,288

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$3,699	$3,572
Advances from related party	127,827	87,500
Total Current Liabilities	131,526	91,072

STOCKHOLDERS' EQUITY:

Common stock at $0.0001 par value: 1,000,000,000 shares authorized; 250,168,000 shares issued and outstanding	25,017	25,017
Additional paid-in capital	348,635	348,635
Deficit accumulated	(137,777)	(95,436)
Total Stockholders' Equity (Deficit)	235,875	278,216

Total Liabilities and Stockholders' Deficit	$367,401	$369,288

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.

(Emerging Growth Company)

Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Revenues Earned	$21,693	$26,086

Operating Expenses
Payroll Expense	21,202	19,800
General and administrative expenses	42,832	31,929

Total operating expenses	64,034	51,729

Loss before Income Tax Provision	(42,341)	(25,643)

Income Tax Provision	-	-

Net Loss	$(42,341)	$(25,643)

Net Loss Per Common Share - basic and diluted
	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted
	250,168,000	250,168,000

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.
(Emerging Growth Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period August 4, 2014 (Inception) through March 31, 2016
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional paid-in Capital	Deficit Accumulated	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Balance, August 4, 2014 (Inception)	-	$-	$-	$-	$-

Insurance of common stock for cash at $0.01	168,000	17	1,663	-	1,680

Net loss	-	-	-	-	-

Balance, December 31, 2014	168,000	17	1,663	-	1,680

Shares issued to BM LLC member for BM LLC membership interest on January 1, 2015	5,000,000	500	346,972	-	347,472

Shares issued to BM LLC member as of December 31, 2015	245,000,000	24,500	-	-	373,652

Net loss	-	-	-	(95,436)	(95,436)

Balance December 31, 2015	250,168,000	25,017	348.635	(95,436)	278,216

Net loss, 3 months ending March 31, 2016	-	-	-	(42,341)	(42,341)

Balance, March 31, 2016	25,168,000	$25,017	$348,365	$(137,777)	$235,875

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.

(Emerging Growth Company)

Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,341)	$(25,643)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(127)	(10,935)

NET CASH USED IN OPERATING ACTIVITIES	(42,468)	(36,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	42,000	37,000
	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,000	37,000

NET CHANGE IN CASH	(468)	422

Cash at beginning of period	4,705	3,438

Cash at end of period	$4,237	$3,860

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.

(Emerging Growth Company)

March 31, 2016

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

BMP Holdings Inc.

BMP Holdings Inc. was incorporated on August 4, 2014, under the laws of the State of Delaware. Our principal executive office is located in Ridgefield, Connecticut. On January 1, 2015 we acquired our operating business in a transaction in which we exchanged 5,000,000 shares of common stock for an assignment of 100% of the ownership interest in Buddhi Mat LLC (“BM LLC”) pursuant to a certain contribution agreement. The shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as $346,972. In December 2015, the Company agreed to issue Mr. Sargent an additional 245,000,000 shares of common stock in return for continued short term financing of Company operations. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of BM LLC, which are recorded at historical cost. The Company commenced operating its business through BM LLC, now its wholly owned subsidiary. BM LLC was formed as a limited liability company in the State of Connecticut in June 2009, and it offers yoga and fitness classes to the general public. Our fiscal year end is December 31.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2016.

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

There were no potentially outstanding dilutive common shares for the interim period ended March 31, 2016.

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

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities ” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment . ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated at March 31, 2016, a net loss and net cash used in operating activities for the interim period then ended, respectively. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from related party at December 31, 2015 and March 31, 2016 consisted of the following:

	December 31, 2015	March. 31, 2016

Advances from related party	$87,500.00	$129,500.00

Total	$87,500.00	$129,500.00

For the interim period ended March 31, 2016, the President of the Company advanced $42,000.00 to the Company for working capital purposes.

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

On January 1, 2015, the Company issued an aggregate of 5,000,000 shares of the corporation’s common stock to the member of BM LLC for all of the outstanding membership interests in BM LLC. The shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as $346,972. In December 2015, the Company agreed to issue Mr. Sargent an additional 245,000,000 shares of common stock in return for continued short term financing of Company operations.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Note 7 - Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of these new standards.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company adopted the provisions of this standard, but it did not have a material effect on its results of operations.

On August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The Company adopted the provisions of this standard, but it did not have a material effect on its results of operations.

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

We have reviewed all FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Management does not believe there would have been a material effect on the accompanying consolidated financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

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

Results of Operations for the Three Months Ended March 31, 2016 As Compared to March 31, 2015

We are an emerging growth company. Revenues were $21,693.00 for the three month period ended March 31, 2016, as compared with revenues of $26,068.00 for the three month period ended March 31, 2015, a decrease of $4,375.00. The decrease was due primarily to decreased demand for services and inclement weather.

Professional fees increased by $2,500.00 in 2016 as compare with 2015, primarily due to an accrual for audit, accounting, and legal fees associated with public reporting requirements.

General and administrative expenses increased $12,305.00, primarily due to a increase in studio maintenance costs and general corporate overhead.

Liquidity and Capital Resources

Our cash balance at March 31, 2016 was $4,237.00, a decrease of $468.00 from $4,705.00 March 31, 2015.

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

May 20, 2016	BMP HOLDINGS INC.

/s/ Henry Sargent
Henry Sargent
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer