Form 10-Q/A
period 2016-03-31
BMP Holdings Inc.
filed 2016-05-25
CIK 1623077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to BMP Holdings, Inc.’s quarterly report on Form 10–Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 23, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II.

ITEM 4.

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act-1 and 2
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101	XBRL

* Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2016 filed on May 23, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 25, 2016	BMP HOLDINGS INC.

/s/ Henry Sargent
Henry Sargent
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

4