Form 10-Q
period 2016-06-30
BMP Holdings Inc.
filed 2016-08-15
CIK 1623077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2016

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of its Form 10-K or any amendment to its Form 10-K       ..

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 15, 2016: not applicable

As of August 15, 2016 the registrant had 250,168,000 outstanding shares of Common Stock.

As used in this Form 10-Q, references to “the Company,” “we,” “our,” “ours” and “us” refers to BMP Holdings Inc., unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

PART I.

ITEM 1. FINANCIAL STATEMENTS

BMP Holdings Inc.

(Emerging Growth Company)

June 30, 2016 (and December 31, 2015)

BMP Holdings Inc.
(Emerging Growth Company)
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$2,839	$4,705
Inventory
Total Current Assets	2,839	4,705
Total Fixed Assets	152,743	155,583
Goodwill	209,000	209,000
Total Assets	$364,582	$369,288

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$18,541	$3,572
Advances from related party	159,500	87,500

Total Current Liabilities	178,041	91,072

STOCKHOLDERS' EQUITY:

Common stock at $0.0001 par value: 1,000,000,000 shares authorized; 250,168,000 shares issued and outstanding	25,017	25,017
Additional paid-in capital	348,635	348,635
Deficit accumulated	(187,111)	(95,436)

Total Stockholders' Equity (Deficit)	186,541	278,216

Total Liabilities and Stockholders' Deficit	$364,582	$369,288

See accompanying notes to the consolidated financial statements.

BMP Holdings, Inc. (Emerging Growth Company)
Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Revenues Earned	$19,825	$27,897

Operating Expenses
Payroll Expense	22,796	21,809
General and administrative expenses	36,844	34,075

Total operating expenses	59,640	55,884

Loss before Income Tax Provision	(39,815)	(27,947)

Income Tax Provision	-	-

Net Loss	$(39,815)	$(27,947)

Net Loss Per Common Share - basic and diluted	$(0.000)	$(0.005)

Weighted average common shares outstanding - basic and diluted
	250,168,000	5,168,000

See accompanying notes to the consolidated financial statements.

BMP Holdings, Inc. (Emerging Growth Company)
Consolidated Statements of Operations

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Revenues Earned	$41,518	$59,983

Operating Expenses
Payroll Expense	43,998	37,551
General and administrative expenses	89,195	65,380

Total operating expenses	133,193	102,931

Loss before Income Tax Provision	(91,675)	(48,948)

Income Tax Provision	-	-

Net Loss	$(91,675)	$(48,948)

Net Loss Per Common Share - basic and diluted	$(0.000)	$(0.009)

Weighted average common shares outstanding - basic and diluted
	250,168,000	5,168,000

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.
(Emerging Growth Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period August 4, 2014 (Inception) through June 30, 2016
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total Stockholders'
	Number of Shares	Amount	paid-in Capital	Deficit Accumulated	Equity (Deficit)

Balance, August 4, 2014 (Inception)	-	$-	$-	$-	$-

Insurance of common stock for cash at $0.01	168,000	17	1,663	-	1,680

Net loss	-	-	-	-	1,680

Balance, December 31, 2014	168,000	17	1,663	-	1,680

Shares issued to BM LLC member for BM LLC membership interest on January 1, 2015	5,000,000	500	346,972	-	347,472

Shares issued to BM LLC member as of December 31, 2015	245,000,000	24,500	-	-	373,652

Net loss	-	-	-	(95,436)	(95,436)

Balance December 31, 2015	250,168,000	25,017	348,635	(95,436)	278,216

Net loss, 6 months ending June 30, 2016	-	-	-	(91,675)	(91,675)

Balance, June 30, 2016	250,168,000	$25,017	$348,635	$(187,111)	$186,541

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.

(Emerging Growth Company)

Consolidated Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,675)	$(48,948)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	17,809	(19,519)

NET CASH USED IN OPERATING ACTIVITIES	(73,866)	(68,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	72,000	69,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,000	69,000

NET CHANGE IN CASH	(1,866)	533

Cash at beginning of period	4,705	3,438

Cash at end of period	$2,839	$3,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

BMP Holdings Inc.

(Emerging Growth Company)

June 30, 2016

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2016.

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

There were no potentially outstanding dilutive common shares for the interim period ended June 30, 2016.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated at June 30, 2016, a net loss and net cash used in operating activities for the interim period then ended, respectively. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from related party at December 31, 2015 and June 30, 2016 consisted of the following:

	December 31, 2015	June 30, 2016

Advances from related party	$87,500.00	$159,500.00

Total	$87,500.00	$159,500.00

For the interim period ended June 30, 2016, the President of the Company advanced $72,000.00 to the Company for working capital purposes.

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

Note 7 – Recently Issued and Newly Adopted Accounting Pronouncements

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

Results of Operations for the Three Months Ended June 30, 2016 As Compared to June 30, 2015

Revenues were $19,825.00 for the three month period ended June 30, 2016, as compared with revenues of $27,897for the three month period ended June 30, 2015, a decrease of $8,072.00.    The decrease was due primarily to decreased demand for services, increased competition, and inclement weather.

Professional fees increased by $15,000.00 in 2016 as compare with 2015, primarily due to an accrual for audit, accounting, and filing fees associated with public reporting requirements.

General and administrative expenses increased $2,769.00 primarily due to the payment and accrual of professional fees, one time charges, and general corporate overhead.

Results of Operations for the Six Months Ended June 30, 2016 As Compared to June 30, 2015

Revenues were $41,518.00 for the six month period ended June 30, 2016, as compared with revenues of $59,983.00 for the six month period ended June 30, 2015, a decrease of $18,465.00. The decrease was due primarily to decreased demand for services, increased competition, and inclement weather.

Professional fees increased by $15,000.00 in 2016 as compare with 2015, primarily due to an accrual for audit, accounting, and filing fees associated with public reporting requirements.

General and administrative expenses increased $30,262.00, primarily due to an increase in studio maintenance costs, professional fees and general corporate overhead.

Liquidity and Capital Resources

Our cash balance at June 30, 2016 was $2,839.00, a decrease of $1,866.00 from $4,705.00 at December 31, 2015.

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

August 15, 2016	BMP HOLDINGS INC.

/s/ Henry Sargent
Henry Sargent
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer