Form 10-Q/A
period 2016-06-30
BMP Holdings Inc.
filed 2016-08-16
CIK 1623077

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

Table of Contents

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to BMP Holdings, Inc.’s quarterly report on Form 10–Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 15, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

* Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2016 filed on August 15, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2016	BMP HOLDINGS, INC.

/s/ Henry Sargent
Henry Sargent
Chairman of the Board,
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

3