Form 10-Q
period 2016-09-30
PixarBio Corp
filed 2016-11-15
CIK 1623077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended September 30, 2016

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PIXARBIO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1945113
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Boston Ave., Ste. 1875, Medford, MA 02155	(617) 803-8838
Address of registrant’s principal executive offices	Registrant’s telephone number including

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

As of October 31, 2016 the registrant had 80,209,976 outstanding shares of Common Stock.

As used in this Form 10-Q, references to “the Company,” “we,” “our,” “ours” and “us” refers to PixarBio Corporation (f.k.a. BMP Holdings Inc.), unless otherwise indicated. In addition, references to “financial statements” are to our financial statements except as the context otherwise requires.

PART I.

ITEM 1. FINANCIAL STATEMENTS

PixarBio Corporation

(Emerging Growth Company)

September 30, 2016 (and December 31, 2015)

PixarBio Corporation
(Emerging Growth Company)
Consolidated Balance Sheets

	Sept. 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$3,938	$4,705

Total Current Assets	3,938	4,705
Total Fixed Assets	149,011	155,583
Goodwill	209,000	209,000
Total Assets	$361,949	$369,288

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$5,414	$3,572
Advances from related party	-	87,500

Total Current Liabilities	5,414	91,072

STOCKHOLDERS' EQUITY:
Common stock at $0.0001 par value: 1,000,000,000 shares authorized; 51,680,000 shares issued and outstanding at Sept 30, 2016 and 2,501,680,000 shares outstanding at Dec 31, 2015	5,168	250,168
Additional paid-in capital	584,984	123,484
Deficit accumulated	(233,617)	(95,436)

Total Stockholders' Equity	356,535	278,216

Total Liabilities and Stockholders' Equity	$361,949	$369,288

See accompanying notes to the consolidated financial statements.

PixarBio Corporation (Emerging Growth Company)
Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	Sept. 30, 2016	Sept. 30, 2015
	(Unaudited)	(Unaudited)

Revenues Earned	$14,995	$21,472

Operating Expenses
Payroll Expense	20,682	22,860
General and administrative expenses	40,819	24,803

Total operating expenses	61,501	47,663

Net Loss	$(46,506)	$(26,191)

Net Loss Per Common Share - basic and diluted	$(0.000)	$(0.001)

Weighted average common shares outstanding - basic and diluted
	1,685,013,330	51,680,000

See accompanying notes to the consolidated financial statements.

PixarBio Corporation
(Emerging Growth Company)
Consolidated Statements of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept. 30, 2016	Sept. 30, 2015
	(Unaudited)	(Unaudited)

Revenues Earned	$56,514	$75,455

Operating Expenses
Payroll Expense	64,681	60,411
General and administrative expenses	130,014	90,184

Total operating expenses	194,695	150,595

Net Loss	$(138,181)	$(75,140)

Net Loss Per Common Share - basic and diluted	$(0.000)	$(0.001)

Weighted average common shares outstanding - basic and diluted	2,229,457,780	51,680,000

See accompanying notes to the consolidated financial statements.

PixarBio Corporation
(Emerging Growth Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period August 4, 2014 (Inception) through September 30, 2016
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total Stockholders'
	Number of Shares	Amount	paid-in Capital	Deficit Accumulated	Equity (Deficit)

Balance, August 4, 2014 (Inception)	-	$-	$-	$-	$-

Insurance of common stock for cash at $0.001	1,680,000	168	1,512	-	1,680

Net loss	-	-	-	-	1,680

Balance, December 31, 2014	1,680,000	168	1,512	-	1,680

Shares issued to BM LLC member for BM LLC membership interest on January 1, 2015	50,000,000	5,000	342,472	-	347,472

Shares issued to BM LLC member as of December 31, 2015	2,450,000,000	245,000	(220,500)	-	24,500

Net loss	-	-	-	(95,436)	(95,436)

Balance December 31, 2015	2,501,680,000	250,168	123,484	(95,436)	278,216
Retirement of common stock on August 19, 2016	(2,450,000,000)	(245,000)	245,000	-	-
Capital contribution	-	-	216,500	-	216,500
Net loss, nine months ending September 30, 2016	-	-	-	(138,181)	(138,181)

Balance, September 30, 2016	51,680,000	$5,168	$584,984	$(233,617)	$356,535

See accompanying notes to the consolidated financial statements.

PixarBio Corporation

(Emerging Growth Company)

Consolidated Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept. 30, 2016	Sept. 30, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(138,181)	$(75,140)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Depreciation	6,572	-
Accrued expenses	1,842	(15,592)

NET CASH USED IN OPERATING ACTIVITIES	(129,767)	(90,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	216,500	-
Amounts received from related party	104,000	90,000
Amounts paid to related party (loan repayment)	(191,500)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	129,000	90,000

NET CHANGE IN CASH	(767)	(732)

Cash at beginning of period	4,705	3,438

Cash at end of period	$3,938	$2,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

PixarBio Corporation

(Emerging Growth Company)

September 30, 2016

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

PixarBio Corporation

BMP Holdings Inc. (“BMP Holdings” of the “Company”) was incorporated on August 4, 2014, under the laws of the State of Delaware. Our principal executive office is located in Medford, MA.  Our fiscal year end is December 31.  On January 1, 2015, we acquired our operating business in a transaction in which we exchanged 50,000,000 shares of common stock for the transfer of 100% of the ownership interest in Buddhi Mat LLC (“BM LLC”) pursuant to a certain contribution agreement with Henry Sargent, our former officer and director.  BM LLC is a Connecticut limited liability company that offers yoga and fitness classes to the general public. In December 2015, the Company agreed to issue Mr. Sargent an additional 2,450,000,000 shares of common stock in return for continued short term financing of Company operations.   On August 19, 2016, Mr. Sargent sold 50,000,000 shares of common stock held by Sargent to PixarBio Corporation, a privately held company (“PixarBio Nevada”). In connection with such sale, the 2,450,000,000 shares of common stock held by Sargent was retired to treasury.  On August 19, 2016, the Board appointed Frank Reynolds, the founder and Chief Executive Officer of PixarBio Nevada, as Chairman of the Board, Chief Executive Officer, President, Principal Financial Officer and Principal Accounting Officer of BMP Holdings.  Mr. Sargent resigned from all officer positions he held at the Company in August 2016 and resigned as a director of the Company effective September 15, 2016.

On October 13, 2016, BMP Holdings formed PixarBio Acquisition Corp. (“PixarBio Acquisition”), a wholly-owned subsidiary, under the laws of the State of Nevada.  On October 31, 2016, PixarBio Acquisition was merged with and into PixarBio Nevada, with PixarBio Nevada continuing as the surviving corporation following such merger. On such date, BMP Holdings effected a parent/subsidiary short-form merger with PixarBio Nevada, our wholly-owned subsidiary. On October 31, 2016, the merger pursuant to the Merger Agreement became effective. As a result of the merger, (i) BMP Holdings Inc. was the surviving entity and changed its name to PixarBio Corporation and (ii) the shareholders of PixarBio Nevada exchanged their shares of PixarBio Nevada for 78,529,976 shares of common stock of BMP Holdings Inc., representing 97.9% of the issued and outstanding stock of the Company (see Note 6).

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 20155 and notes thereto contained in the Company’s Form 10-K as filed with the SEC on April 13, 2016.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2016.

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

There were no potentially outstanding dilutive common shares for the interim period ended September 30, 2016.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated at September 30, 2016, a net loss and net cash used in operating activities for the interim period then ended, respectively. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to September 30, 2016, the Company merged with PixarBio Nevada (see Note 6).

Note 4 – Related Party Transactions

Advances from Former Related Party

From time to time, a former related party of the Company loaned funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Advances from former related party at December 31, 2015 and September 30, 2016 consisted of the following:

	December 31, 2015	September 30, 2016

Advances from former related party	$87,500	$-

For the nine month period ended September 30, 2016, the former President of the Company loaned $104,000.00 to the Company for working capital purposes, which was repaid prior to the end of the period.

Free Office Space

The Company has been provided office space by a former officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Billion (1,000,000,000) shares of Common Stock, par value $0.0001 per share.

Common Stock

During the fiscal year ended December 31, 2014 the Company sold 1,680,000 shares of its common stock at $0.001 per share to 32 individuals for a total of $1,680.

On January 1, 2015, the Company issued an aggregate of 50,000,000 shares of the corporation’s common stock to the member of BM LLC for all of the outstanding membership interests in BM LLC. The shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as $342,472. In December 2015, the Company agreed to issue Mr. Sargent an additional 2,450,000,000 shares of common stock in return for continued short term financing of Company operations.   On August 19, 2016, Mr. Sargent sold 50,000,000 shares of common stock held by Sargent to PixarBio Nevada. In connection with such sale, the 2,450,000,000 shares of common stock held by Sargent were retired to treasury.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.

BM LLC received loans from its Manager in October and November 2016 in the aggregate amount of $15,000 in exchange for a non-interest bearing promissory note that matures on December 31, 2016.

On August 19, 2016, PixarBio Nevada entered into a Stock Purchase Agreement with Henry Sargent, the Company’s former principal stockholder, and purchased 50,000,000 shares of our common stock (96.7% of the then outstanding shares) for a consideration of $325,000, of which $108,500 was paid directly to Mr. Sargent. PixarBio Nevada also paid an amount of $216,500 to BMP Holdings, of which $191,500 was utilized to satisfy an outstanding loan made by Mr. Sargent to BMP Holdings and $25,000 was utilized to pay certain expenses of BMP Holdings. Upon repayment of the outstanding loan, Mr. Sargent utilized $16,941 to pay certain expenses of BMP Holdings in accordance with terms of the Stock Purchase Agreement.

On October 11, 2016, BMP Holdings effected a stock split of ten shares of common stock for each share of common stock then issued and outstanding.  As a result of the stock split, the issued and outstanding shares of common stock of BMP Holdings increased to 51,680,000.  The financial statements have been retroactively adjusted to the earliest period presented to account for this split.

On October 13, 2016, BMP Holdings formed PixarBio Acquisition Corp. (“PixarBio Acquisition”), a wholly-owned subsidiary, under the laws of the State of Nevada.  On October 31, 2016, PixarBio Acquisition was merged with and into PixarBio Nevada, with PixarBio Nevada continuing as the surviving corporation following such merger. Effective October 31, 2016, BMP Holdings Inc. effected a parent/subsidiary short-form merger with PixarBio Nevada, our wholly-owned subsidiary.  As a result of the merger, (i) BMP Holdings Inc. was the surviving entity and changed its name to PixarBio Corporation and (ii) the shareholders of PixarBio Nevada exchanged their shares of PixarBio Nevada for 78,529,976 shares of common stock of BMP Holdings Inc., representing 97.9% of the issued and outstanding stock of the Company.

Since the former shareholders of PixarBio Nevada retained the majority voting interest in the combined business, the merger will be accounted for as a reverse acquisition whereby PixarBio Nevada will be treated as the acquirer and BMP Holdings will be treated as the acquiree for accounting and financial reporting purposes.  PixarBio Nevada is a specialty pharmaceutical company focused on pre-clinical and commercial development of novel neurological drug delivery systems for post-operative pain.

PixarBio raised approximately $7.2 million in cash and issued warrants worth approximately $16.2 million when exercised, which is approximately $23.4 million in expected proceeds, pursuant to a private placement memorandum which closed October 30, 2016. In addition, the Company received a $10 million line of credit from its founder and Chief Executive Officer, commencing on January 1, 2017.

For more information with respect to the forgoing subsequent events of the Company, please refer to the Form 8-K which was filed with the SEC on October 31, 2016.

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

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new standard.

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

General

PixarBio Corporation (f.k.a. BMP Holdings Inc.), through its subsidiary Buddhi Mat LLC (“BM LLC”), provides yoga classes, private instruction, specialty workshops, clinics and yoga teacher training to the general public at its facility in Ridgefield, Connecticut. BM LLC’s website is www.buddhimatyoga.com.  We offer a signature power yoga class, which is a challenging and dynamic style of yoga designed to promote strength, flexibility, stamina and focus. The pose sequencing is specifically designed to help promote a balanced body and presence of mind. The class is designed for all levels and accessible to beginners. BM LLC has been granted trade name and trademark protection from the US patent office.

Results of Operations for the Three Months Ended September 30, 2016 As Compared to September 30, 2015

Revenues were $14,995 for the three month period ended September 30, 2016, as compared with revenues of $21,472 for the three month period ended September 30, 2015, a decrease of $6,477. The decrease was due primarily to decreased demand for services, increased competition, and inclement weather.

General and administrative expenses increased $16,016, primarily due to the payment and accrual of professional fees, one time charges, and general corporate overhead.

Results of Operations for the Nine Months Ended September 30, 2016 As Compared to September 30, 2015

Revenues were $56,514 for the nine month period ended September 30, 2016, as compared with revenues of $75,455 for the nine month period ended September 30, 2015, a decrease of $18,941.The decrease was due primarily to decreased demand for services, increased competition, and inclement weather.

General and administrative expenses increased $39,830, primarily due to an increase in studio maintenance costs, professional fees and general corporate overhead.

Liquidity and Capital Resources

Our cash balance at September 30, 2016 was $3,938, a decrease of $767 from $4,705 at December 31, 2015.

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

On October 31, 2016, we merged with PixarBio Nevada, a specialty pharmaceutical company focused on pre-clinical and commercial development of novel neurological drug delivery systems for post-operative pain.  Effective with the date of the merger, PixarBio Nevada’s business became our primary business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon securities

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act-1 and 2
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2016	PIXARBIO CORPORATION

/s/ Francis M. Reynolds
Francis M. Reynolds
Chairman of the Board, President
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer